Form 10QSB
period 2008-03-31
ACTAVISION VENTURES, INC.
filed 2008-04-28
CIK 1386975

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: March 31, 2008.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities

Exchange Ac of 1934

For the transition period from         to

Commission File Number:  000-52514

                   ACTAVISION VENTURES, INC.

        __________________________________________________

(Exact name of Small Business Issuer as specified in its charter)

            Delaware                        To be applied

--------------------------------     ----------------------------------

(State or other jurisdiction of      (IRS Employer Identification No.)

incorporation or organization)

  30990 Huntsman Dr. East, Farmington, MI                 48331

(Address of principal executive offices)      (Postal or Zip Code)

Issuer's telephone number, including area code:       248-318-3810

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

Yes  [ x ]   No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ x ]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of April 28, 2008.

                           TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-QSB

                  FOR QUARTER ENDED MARCH 31, 2008

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Consolidated Balance Sheets

             3

        Consolidated Statement Of Operations

       4

        Consolidated Statement Of Shareholders' Equity

       5

        Consolidated Statement of Cash Flows

             6

        Condensed Notes to Consolidated Financial Statement

             7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      10

Item 3  Quantitative And Qualitative Disclosure About Market Risk       14

Item 4. Controls and Procedures

      14

Item 4B. Other Information                                              14

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      14

Item 3. Defaults Upon Senior Securities

      14

Item 4. Submission of Matters to a Vote of Security Holders

      15

Item 5. Other Information

      15

Item 6. Exhibits

      15

                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

           Actavision Ventures INC Consolidated Balance Sheet

             As of March 31, 2008 and December 31, 2007

	03/31/2008	12/31/2007
	Unaudited	Unaudited
Cash	$ -	$ -
Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ -	$ -

Liability and Shareholders equity
Current Liability
Accounts payable	$ -	$ -

Total Liabilities	$ -	$ -

Shareholders' Equity Preferred stock ( $.0001 par value 20,000,000 shares authorized, none o/s)	$ -	$ -
Common shares w/ Par value $0.0001
31,340,000 o/s	$ 3,134	$ 3,134

Earning(Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ -	$ -

Three Months Ended March 31, 2008 and 2007 Periods and
From January 9, 2007 (Inception) Through March 31, 2008

	Three Months	Three Months	From
	ended on	ended on	Inception to
	03/31/2008	03/31/2007	03/31/2008
Revenue	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -
General and administration expenses	$ -	$ (3,134)	$ (3,134)

Income (loss) from operation	$ -	$ (3,134)	$ (3,134)

Other income (expenses)	$ -	$ (3,134)	$ (3,134)
Interests expenses
Income tax

Net income (loss)	$ -	$(3,134)	$(3,134)
Basic and diluted net earning, 31,340,000
Shares O/S	$ -	$ -	$ -

Actavision Ventures Inc
Consolidated Statement Of Changes In Stockholders' Equity
For Three Months Ended March 31, 2008 and 2007
	Common Stock		Earnings	Total
	Shares	Amount	(Loss)
Issuance of Common Stock w/par	31,340,000	$ 3,134		$ 3,134
Net Profits (Loss)			$ (3,134)
Balance, March 31,2007			$ -	$ -
(Audited)

Net Profits (Loss)			$ -
Balance, December 31, 2007			$ -	$ -
(unaudited)
Net Profits (Loss)			$ -
Balance, March 31, 2008			$ -	$ -
(unaudited)

Three Months Ended March 31, 2008 and 2007 Periods and
From January 9, 2007 (Inception) Through March 31, 2008
(Unaudited)
	Three Months	Three Months	From
	ended on	ended on	Inception to
	03/31/2008	03/31/2007	03/31/2008
Cash Flow from operating activities
Net Income (Loss)	$ -	$(3,134)	$(3,134)
Net cash provided by operating activity	$ -	$(3,134)	$(3,134)

Cash flows from investing activities	$ -

Cash flows from financing activities
Proceeds from sale of floating common stock	$ -	$ 3,134	$ 3,134

Net cash provided by financing activities	$ -	$ 3,134	$ 3,134

Net Increase in Cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -


                                Actavision Ventures Inc.

                           NOTES TO FINANCIAL STATEMENTS

                                   March 31, 2008

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Actavision Ventures, Inc. (the "Company") was incorporated under the laws of the State of Delaware on January 9, 2007 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year-end.

Basic Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No.128 effective April 26, 2006  (date of inception).

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of diluted items in the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectible is reasonably assured. This typically occurs when the services are rendered.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from January 9, 2007 (date of inception) to March 31, and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of March 31, 2008

Deferred tax assets:

     Net operating tax carry forwards             $   0

     Other                                            0

     Gross deferred tax assets                        0

     Valuation allowance                             (0)

     Net deferred tax assets                      $   0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of March 31, 2008, the Company has a net operating loss carryforward of $ 3,134, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs  (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

Upon formation, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

On September 30, 2007, 100% of Actavision Ventures, Inc. shares of common stock were bought in a private sale at the price of $45,000. The number of shares issued and outstanding has been unchanged since the company’s inception.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of this date of reporting:

•

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 31,340,000 shares issued and outstanding.

•

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

FORWARD-LOOKING STATEMENTS:

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions about the Company. When used in this Form 10-QSB, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, Chinese government policy or rule changes, market conditions, competition and the ability to successfully complete financing.

Plan of Operation:

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

The Company was formed to engage in a merger with or acquisition of an unidentified private company, which desires to become a reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

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

A private company, which may be interested in a business combination with the Company, may include the following:

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

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP # for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board" or “OTCBB”) after the Company is no longer classified as a "blank check" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

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

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company, which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilution effect on the percentage of shares held by the Company's shareholders at such time.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2008, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Ching-Sang Hong the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Item 3.

Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4B. Other Information.

During the change of control, Mr. Ching-Sang Hong was appointed as the Chairman of the Board, President and Chief Executive Officer of the Company. Even though appointments have been made, the sole officer and director, Mr. Ching-Sang Hong, is not compensated for his time.

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-k

31 - Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Actavision Ventures Inc

 Dated: April 28, 2008        By: /s/ Ching-Sang Hong

  ------------------------

  Ching-Sang Hong, CEO, CFO

14