Form 10-Q
period 2008-09-30
ACTAVISION VENTURES, INC.
filed 2008-11-06
CIK 1386975

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: September 30, 2008.

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

                  FOR QUARTER ENDED SEPTEMBER 30, 2008

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Consolidated Balance Sheets

             4

        Consolidated Statement Of Operations

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

      15

Item 4. Submission of Matters to a Vote of Security Holders

      15

Item 5. Other Information

      15

Item 6. Exhibits                                                        15

                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

           Actavision Ventures INC Consolidated Balance Sheet

             As of September 30, 2008 and December 31, 2007

	09/30/2008	012/31/2007
	Unaudited	Unaudited
Cash	$	$
Total Current Asset	$	$

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 0	$ 0

Liability and Shareholders equity
Current Liability
Accounts payable
Total Liabilities	$ 0	$ 0

Shareholders' Equity Preferred stock ( $.0001 par value 20,000,000 shares authorized, none o/s)
Common shares w/ Par value $0.0001
31,340,000 o/s	$ 3,134	$ 3,134
Earning (Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ 0	$ 0

Total Liabilities and Shareholders' Equity	$ 0	$ 0

Actavision Ventures INC Consolidated Statements of Income (Loss) For Three & Nine Months Ended September 30,2008 and 2007 Periods and
From January 9, 2007 (Inception) Through September 30, 2008

	Three Months	Three Months	Nine Months	Nine Months	From
	ended on	ended on	ended on	ended on	Inception to
	09/30/2008	09/30/2007	09/30/2008	09/30/2007	09/30/2008
Revenue	$ -	$ -	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -	$ -	$ -
General and administration expenses	$	$	$	$ (3,134)	$ (3,134)

Income (loss) from operation	$			$(3,134)	$(3,134)

Other income (expenses)	$	$ -	$	$ -	$
Interests expenses
Income tax

Net income (loss)	$			$(3,134)	$(3,134)
Basic and diluted net earning, 1020000
& 1196100 Shares O/S respectively	$ -	$ -	$	$ -	$ 0

                         Consolidated Statement of Cash Flows

For Nine Months Ended September 30, 2008 and 2007 Periods and
From January 9, 2007 (Inception) Through September 30, 2008
(Unaudited)
	Nine Months	Nine Months	From
	ended on	ended on	Inception to
	09/30/2008	09/30/2007	09/30/2008
Cash Flow from operating activities
Net Income (Loss)	$	$(3,134)	$(3,134)
Net cash provided by operating activity	$	$(3,134)	$(3,134)

Cash flows from investing activities	$ -

Cash flows from financing activities
Proceeds from sale of common stock	$	$ 3,134	$ 3,134

Net cash provided by financing activities	$ 0	$ 3,134	$ 3,134

Net Increase in Cash
Cash, beginning at the period	$	$	$ -
Cash, end at the period	$	$	$


                                Actavision Ventures Inc.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     SEPTEMBER 30, 2008

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from January 9, 2007 (date of inception) to September 30, 2008 and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of September 30, 2008

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

7. NET OPERATING LOSSES

As of September 30, 2008, the Company has a net operating loss carryforward of $ 3,134, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

On SEPTEMBER 30, 2008, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Ching-Sang Hong the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

                                Actavision Ventures Inc

 Dated: November 6, 2008        By: /s/ Ching-Sang Hong

  ------------------------

  Ching-Sang Hong, CEO, CFO

13