Form 10-K
period 2008-12-31
ACTAVISION VENTURES, INC.
filed 2009-04-14
CIK 1386975

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-K

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: December 31, 2008.

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

Securities registered pursuant to Section 12(b) of the

Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange

Act: Common Stock, par value $.001 per share

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

Yes  [ x ]   No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

           Yes [x]  No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [x]   No  [  ]

The issuer's revenues for the its most recent fiscal year: $0

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of April 14, 2009.

Documents Incorporated By Reference: See Part IV Item 15.

                              TABLE OF CONTENTS

                       TO ANNUAL REPORT ON FORM 10-K

                      FOR YEAR ENDED DECEMBER 31, 2008

                                                     Page

PART I

Item 1. Description of Business  --------------------------------  4

Item 1A. Risk Factors -------------------------------------------  5

Item 1B. Unresolved Staff Comments ------------------------------  5

Item 2. Description of Property  --------------------------------  5

Item 3. Legal Proceedings    ------------------------------------  5

Item 4. Submission of Matters to a Vote of Security Holders -----  5

PART II

Item 5. Market for Registrant’s Common Equity and

        related Stockholder Matters   ---------------------------  5

Item 6. Selected Financial Data ---------------------------------  6

Item 7. Management’s Discussion and Analysis or Plan

        of Operation                 ----------------------------  6

Item 7A. Quantitative and Qualitative Disclosures About

        Market Risk             ---------------------------------- 9

Item 8. Financial Statements         ----------------------------  9

Item 9. Changes in and Disagreements with Accountants on

        Accounting and Financial Disclosures  ------------------- 17

Item 9A. Controls and Procedures    ----------------------------- 17

PART III

Item 10. Directors, Executive Officers of the Registrant -------- 18

Item 11. Executive Compensation  -------------------------------- 18

Item 12. Security Ownership of Certain Beneficial

         Ownership Management  ---------------------------------- 18

Item 13. Certain Relationships and Related Transactions  -------- 18

Item 14. Principal Accountant Fees and Services ----------------- 18

Part IV

Item 15. Exhibits  ---------------------------------------------- 18

Signatures ------------------------------------------------------ 19

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the exchange Act, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

PART I

Item 1: Description of Business:

Actavision Ventures, Inc. (the "Company") was incorporated under the laws of the State of Delaware on January 9, 2007 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Item 1A. Risk Factors

Risks Relating To Our Business

We are not an operating company, and no revenue.

We have no operations. However, we have experienced a loss since inception due to expenses associated with becoming a reporting entity. Our management does not have much experience in engaging reverse merger.

We will incur increased costs as a result of being a reporting company.

Conducting our business as a report company has caused us to incur significant accounting and other expenses that we did not have as a private company.

Our auditors have raised substantial doubt about our ability to continue as a going concern.

Because we do not have sufficient working capital necessary to pursue our business objectives, our auditors have expressed their opinion that we may fail in the future if we do not get financing. This opinion must be disclosed to all potential investors and other sources of capital, which may adversely affect our ability to raise capital. Shareholders and creditors' confidence may be very low in evaluating our Company. If we are successful in acquiring a loan or a line of credit, we may be charged a much higher interest rate because of our financial condition.

Our Officer may be unable to devote his enough time to the Company.

Our Officer, Mr. Hong, has limited financial capability, and has to serve another outside business. He may be unable to devote his enough time to the Company.

We are subject to the risk of SEC regulation change.

Our potential customers are interested in "reverse mergers" with a US, or Canadian "shell" Company. Any future SEC regulation changes that affect "reverse mergers" and "back door registrations" will greatly influence our potential number of customers.

We have no business insurance ..

We have no business insurance to basically cover losses resulting from business interruptions, theft, or unanticipated legal expenses.

Our sole director controls our Company.

Our sole director, Mr. Hong currently owns over 100% of the outstanding common stock. He will be the only individual in a position to elect directors, and make any business decision.

Risks Related to Our Securities

Our securities don't have any market for trading.

We are a reporting company, not a public entity. Currently there is no market for our securities. Any transaction only is in private.

We do not anticipate paying any cash dividends in the foreseeable future.

We do not plan to pay any cash dividends in the foreseeable future. Any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property:

The Company does not own or lease offices or property of any kind. Mr.Hong supplies the Company with office space and office equipment on rent-free.

Item 3. Legal Proceedings:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

In the fiscal year ended December 31, 2008, no any matter was submitted to the Company's shareholders for a vote.

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

   None.

b. Dividends.

We have not declared any dividends yet.

Item 6. Selected Financial Data

                          Financial Highlights

_($)_____________________________________________________________________

Fiscal Year Ended June 30,                  2008        2007

          Revenue                              0           0

 Income (Loss) from Operation                  0      (3,134)

      Net Income (Loss)                        0      (3,134)

    Cash & Cash Equivalents                    0           0

        Liabilities                            0           0

    Shareholder Equities                       0           0

_________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2008, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Ching-Sang Hong the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Off-Balance Sheet Arrangements:

None.

Item 7A.

Quantitative And Qualitative Disclosure About market Risk

    None.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Actavision Ventures Inc

(A Development Stage Company)

We have audited the accompanying balance sheet of Actavision Ventures Inc.(A development stage company) as of December 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Actavision Ventures Inc as of December 31, 2008, and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut April 12, 2009

           Actavision Ventures Inc Consolidated Balance Sheet

             As of December 31, 2008 and December 31, 2007

                            (Audited)

	12/31/2008	012/31/2007

Cash	$	$
Total Current Asset	$	$

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ 0	$ 0

Liability and Shareholders equity
Current Liability
Accounts payable
Total Liabilities	$ 0	$ 0

Shareholders' Equity Preferred stock ( $.0001 par value 20,000,000 shares authorized, none o/s)
Common shares w/ Par value $0.0001
250,000,000 shares authorized 31,340,000 o/s	$ 3,134	$ 3,134
Earning (Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ 0	$ 0

Total Liabilities and Shareholders' Equity	$ 0	$ 0

Actavision Ventures INC Consolidated Statements of Income (Loss) For Years Ended December 31, 2008 and 2007

	Year	Year
	ended on	ended on
	12/31/2008	12/31/2007
Revenue	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -
General and administration expenses	$	$ (3,134)

Income (loss) from operation	$	(3,134)

Other income (expenses)	$	$ -
Interests expenses
Income tax

Net income (loss)	$	(3,134)
Basic and diluted net earning,
31,340,000 Shares O/S	$ -	$ -

                   Actavision Venture INC.

  Consolidated Statements of Changes In Stockholders' Equity

              Until Year Ended December 31, 2008

                        (audited)

	Common		Paid-in
	Shares	Par	Capital	Profits	Total
				(Loss)
Issuance of Common Stock	31,340,000	$ 3,134			$ 3,134

Net Profits (Loss)				$ (3,134)	$ (3,134)

Balance, December 31,2007		3,134		$ (3,134)	$ 0

Net Profits (Loss)				$ 0	$ (0)

Balance, December 31, 2008	31,340,000	$ 3,134		$ (3,134)	$ (0)

                  Actavision Ventures INC

                          Consolidated Statement of Cash Flows

For Years Ended December 31, 2008 and 2007 Periods
(audited)

	Year Ended	Year Ended
	ended on	ended on
	12/31/2008	12/31/2007
Cash Flow from operating activities
Net Income (Loss)	$	$(3,134)
Net cash provided by operating activity	$	$(3,134)

Cash flows from investing activities	$ -

Cash flows from financing activities
Proceeds from sale of common stock	$	$ 3,134

Net cash provided by financing activities	$ 0	$ 3,134

Net Increase in Cash
Cash, beginning at the period	$	$
Cash, end at the period	$	$


                                Actavision Ventures Inc.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECTEMBER 31, 2008

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from January 9, 2007 (date of inception) to December 30, 2008 and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of December 31, 2008

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

7. NET OPERATING LOSSES

As of December 31, 2008, the Company has a net operating loss carryforward of $ 3,134, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and

        Financial Disclosures

   None

Item 9A. Controls and Procedures

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

Item 10. Directors, Executive Officers of the Registrant

Our company currently has one officer:

Name             Age          Term Served as       Position with the

                             Director/Officer          Company

Ching-Sang Hong

September, 2007         President

Item 11. Executive Compensation

 None

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information, which is relative to our common stock beneficially owned on December 31, 2008:

Name and Address of           Amount of             Percent of Class

 Beneficial Owner          Beneficial Owner         Before Offering

Ching-Sang Hong                31,134,000               100%

  Total:                       31,134,000               100%

Item 13. Certain Relationships and Related Transactions.

  None

Item 14. Principal Accountant Fees and Services.

   Audit Fees:

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for reviewing quarterly, and auditing the Company’s annual financial statements for the fiscal year ended December 2008 were $3,800.

  Audit related fees:

     None

 Tax Fees:

    None

 All Other Fees:

     None

PART IV

Exhibit                                      Filed    ___References In______

No       Description_______________________ herewith_  Form  Exhibit  Filing Date

3.1      Certificate of Incorporation                 10SB12G   3.1   03/21/07

3.2      Bylaws                                       10SB12G   3.2   03/21/07

23.1     Consent of Independent Registered

         Public Accounting Firm                 X

31       Section 302 Certification

         of CEO & CFO                           X

32       Section 906 Certification

         of CEO & CFO                           X

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Actavision Ventures Inc

 Dated: April 14, 2009        By: /s/ Ching-Sang Hong

  ------------------------

  Ching-Sang Hong, CEO, CFO