Form 10-Q
period 2009-03-31
ACTAVISION VENTURES, INC.
filed 2009-04-22
CIK 1386975

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: March 31, 2009.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of April 17, 2009.

                           TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-Q

                  FOR QUARTER ENDED MARCH 31, 2009

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

                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                 Actavision Ventures INC

                  Consolidated Balance Sheet

           As of March 31, 2009 and December 31, 2008

	3/31/2009	12/31/2008
	Unaudited	Audited
Cash	$ -	$ -

Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ -	$ -

Liability and Shareholders equity
Current Liability
Accounts payable	$ -	$ -
Loan from Officer	$ -	$ -

Total Liabilities	$ -	$ -

Shareholders' Equity
Common shares w/ Par value $0.0001
31,340,000 shares O/S	$ 3,134	$ 3,134
Earning(Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ -	$ -

                        Actavision Ventures INC

                 Consolidated Statements of Income (Loss) For

           Three Months Ended December 31, 2009 and 2008 Periods and

            From January 9, 2007 (Inception) Through March 31, 2009

                                (Unaudited)

	Three Months	Three Months	From
	ended on	ended on	Inception to
	3/31/2009	3/31/2008	3/31/2009
Revenue	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -
General and administration expenses	$ -	$ -	$ 3,134

Income (loss) from operation	$ -	$ -	$ (3,134)

Other income (expenses)	$ -	$ -	$ -
Interests expenses
Income tax

Net income (loss)	$ -	$ -	$ (3,134)
Basic and diluted net earning per share
31,340,000 O/S respectively	$ -	$ -	$ -

                          Actavision Ventures INC

               Consolidated Statements of Cash Flows For

          Three Months Ended December 31, 2009 and 2008 Periods and

            From January 9, 2007 (Inception) Through March 31, 2009

                              (Unaudited)

	Three Months	Three Months	From
	ended on	ended on	Inception to
	3/31/2009	3/31/2008	3/31/2009
Cash Flow from operating activities
Net Income (Loss)	$ -	$ -	$ (3,134)
Net cash provided by operating activity	$ -	$ -	$ (3,134)

Cash flows from investing activities	$ -	$ -	$ -

Cash flows from financing activities
Proceeds from sale of restricted
31,341,000 shares	$ -	$ -	$ 3,134
Net cash provided by financing activities	$ -	$ -	$ 3,134

Net Increase in Cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -


                                Actavision Ventures Inc.

                           NOTES TO FINANCIAL STATEMENTS

                                   March 31, 2009

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from January 9, 2007 (date of inception) to March 31,2009, and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of March 31, 2009

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

7. NET OPERATING LOSSES

As of March 31, 2009, the Company has a net operating loss carryforward of $ 3,134, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

The Company has registered its Common Stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange Act) and Rule 12(g) thereof. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2009, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Ching-Sang Hong the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

                                Actavision Ventures Inc

 Dated: April 17, 2009        By: /s/ Ching-Sang Hong

  ------------------------

  Ching-Sang Hong, CEO, CFO

13