Form 10-Q
period 2009-06-30
ACTAVISION VENTURES, INC.
filed 2009-08-18
CIK 1386975

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: June 30, 2009.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities

Exchange Ac of 1934

For the transition period from         to

Commission File Number:  000-52514

                   YANA VENTURES PHILANTHROPY GROUP.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of August 18, 2009.

                           TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-Q

                  FOR QUARTER ENDED JUNE 30, 2009

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

                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

              Yana Venture Philanthropy Group

                  Consolidated Balance Sheet

           As of June 30, 2009 and December 31, 2008

	6/30/2009	12/31/2008
	Unaudited	Audited
Cash	$ -	$ -

Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ -	$ -

Liability and Shareholders equity
Current Liability
Accounts payable	$ -	$ -
Loan from Officer	$ -	$ -

Total Liabilities	$ -	$ -

Shareholders' Equity
Common shares w/ Par value $0.0001
31,340,000 shares O/S	$ 3,134	$ 3,134
Earning(Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ -	$ -

                    Yana Venture Philanthropy Group

                 Consolidated Statements of Income (Loss) For

         Three and Six Months Ended June30, 2009 and 2008 Periods and

            From January 9, 2007 (Inception) Through June 30, 2009

                                (Unaudited)

	Three Months	Three Months	Six Months	Six Months	From
	ended on	ended on	ended on	ended on	Inception to
	06/30/2009	06/30/2008	06/30/2009	06/30/2008	06/30/2009
Revenue	$ -	$ -	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -	$ -	$ -
General and administration expenses	$	$	$	$ (3,134)	$ (3,134)

Income (loss) from operation	$			$(3,134)	$ (3,134)

Other income (expenses)	$	$ -	$	$ -	$
Interests expenses
Income tax

Net income (loss)	$			$(3,134)	$ (3,134)
Basic and diluted net earning,
31,340,000 Shares O/S respectively	$ -	$ -	$	$ -	$ 0

                   Yana Venture Philanthropy Group

               Consolidated Statements of Cash Flows For

          Six Months Ended June 30, 2009 and 2008 Periods and

            From January 9, 2007 (Inception) Through June 30, 2009

                              (Unaudited)

	Six Months	Six Months	From
	ended on	ended on	Inception to
	6/30/2009	6/30/2008	6/30/2009
Cash Flow from operating activities
Net Income (Loss)	$ -	$ -	$ (3,134)
Net cash provided by operating activity	$ -	$ -	$ (3,134)

Cash flows from investing activities	$ -	$ -	$ -

Cash flows from financing activities
Proceeds from sale of restricted
31,341,000 shares	$ -	$ -	$ 3,134
Net cash provided by financing activities	$ -	$ -	$ 3,134

Net Increase in Cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -


                          Yana Venture Philanthropy Group

                           NOTES TO FINANCIAL STATEMENTS

                                   June 30, 2009

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Yana Venture Philanthropy Group (the "Company") was incorporated under the laws of the State of Delaware on January 9, 2007 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from January 9, 2007 (date of inception) to June 30,2009, and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

See Notes 8.

6. INCOME TAXES

                                              As of June 30, 2009

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

7. NET OPERATING LOSSES

As of June 30, 2009, the Company has a net operating loss carryforward of $ 3,134, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On September 30, 2007, Ching-Sang Hong purchased 100% of Yana Venture Philanthropy Group's shares of common stock in a private sale at the price of $45,000.

On April 20, 2009, Ching-Sang Hong issued his shares of common stock to following persons:

                                                     MEI-LING SUNG                 100,000 shares
                           LI-YANG  NIU                  100,000 shares

                           TZU-PING   HUNG               100,000 shares
                           HSIN-NAN, LIN                 100,000 shares

                           MING-SHAN, HSU                100,000 shares

                           SHAO-CHI   LO                 100,000 shares
                           SHAO-MIN   YANG               100,000 shares

                           CHUN-FAN, LAI                 100,000 shares
                           YEN-SHAN, HUANG               100,000 shares
                           LING-SHENG, JANG              100,000 shares

                            SAN-FA, TSENG                179,100 shares

                           TYGOON Development

                              Holding Corporation      16,371,300 shares

                           Yana International Inc       7,521,600 shares

                           Great Sun Hospital

                           Management Corporation       3,134,000 shares

Ching-Sang Hong reduced his shares to 3,134,000 from 31,340,000 shares of Common stock.

The aggregate number of shares issued and outstanding has been unchanged since the company’s inception.

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

Plan of Operation:

Yana Venture Philanthropy Group. (the "Company") was organized on January 9, 2007, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates.

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

On April 20, 2009, MEI-LING SUNG; LI-YANG NIU; TZU-PING HUNG; HSIN-NAN LIN; MING-SHAN HSU; SHAO-CHI LO; SHAO-MIN YANG; CHUN-FAN LAI; YEN-SHAN HUANG; LING-SHENG JANG; SAN-FA TSENG were elected as Directors and the aggregate members of the Board increased to twelve.

The company adapted the current name on April 20, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2009, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Ching-Sang Hong, Chairman of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free. Currently, there is limited fund necessary to keep this company in reporting status. Mr. Ching-Sang Hong used his own money to cover the costs without any charge to the company at present.

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

Other Information.

During the change of control, Mr. Ching-Sang Hong was appointed as the Chairman of the Board, President and Chief Executive Officer of the Company. Even though appointments have been made, Mr. Ching-Sang Hong, is not compensated for his time.

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-k

8K - On April 21, 2009, the Company filed 8K to report the Company's name change, and eleven new Directors elected, and some private stock transactions between Chairman Ching-Sang Hong with other Directors.

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

                              Yana Venture Philanthropy Group

 Dated: August 18, 2009        By: /s/ Ching-Sang Hong

  ------------------------

  Ching-Sang Hong, CEO, CFO