Form 10-Q
period 2009-09-30
ACTAVISION VENTURES, INC.
filed 2009-11-20
CIK 1386975

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                       FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: September 30, 2009.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,340,000 shares of common stock with par value of $0.0001 per share outstanding as of November 20, 2009.

                           TABLE OF CONTENTS

                  TO QUARTERLY REPORT ON FORM 10-Q

                  FOR QUARTER ENDED SEPTEMBER 30, 2009

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

                     Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

              Yana Venture Philanthropy Group

                  Consolidated Balance Sheet

           As of Nine 30, 2009 and December 31, 2008

	9/30/2009	12/31/2008
	Unaudited	Audited
Cash	$ -	$ -

Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -
Intangible Assets	$ -
Total Assets	$ -	$ -

Liability and Shareholders equity
Current Liability
Accounts payable	$ -	$ -
Loan from Officer	$ -	$ -

Total Liabilities	$ -	$ -

Shareholders' Equity
Common shares w/ Par value $0.0001
31,340,000 shares O/S	$ 3,134	$ 3,134
Earning(Deficit) accumulated	$ (3,134)	$ (3,134)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ -	$ -

                    Yana Venture Philanthropy Group

                 Consolidated Statements of Income (Loss) For

         Three and Nine Months Ended September30, 2009 and 2008 Periods and

            From January 9, 2007 (Inception) Through Nine 30, 2009

                                (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	From
	ended on	ended on	ended on	ended on	Inception to
	09/30/2009	09/30/2008	09/30/2009	09/30/2008	09/30/2009
Revenue	$ -	$ -	$ -	$ -	$ -
Gross Profits

Operating expenses
Selling expenses	$ -	$ -	$ -	$ -	$ -
General and administration expenses	$	$	$	$	$ (3,134)

Income (loss) from operation	$		$		$ (3,134)

Other income (expenses)	$	$ -	$	$ -	$
Interests expenses
Income tax

Net income (loss)	$		$		$ (3,134)
Basic and diluted net earning,
31,340,000 Shares O/S respectively	$ -	$ -	$	$ -	$ 0

                   Yana Venture Philanthropy Group

               Consolidated Statements of Cash Flows For

          Nine Months Ended September 30, 2009 and 2008 Periods and

            From January 9, 2007 (Inception) Through September 30, 2009

                              (Unaudited)

	Nine Months	Nine Months	From
	ended on	ended on	Inception to
	9/30/2009	9/30/2008	9/30/2009
Cash Flow from operating activities
Net Income (Loss)	$ -	$ -	$ (3,134)
Net cash provided by operating activity	$ -	$ -	$ (3,134)

Cash flows from investing activities	$ -	$ -	$ -

Cash flows from financing activities
Proceeds from sale of restricted
31,341,000 shares	$ -	$ -	$ 3,134
Net cash provided by financing activities	$ -	$ -	$ 3,134

Net Increase in Cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -


                          Yana Venture Philanthropy Group

                           NOTES TO FINANCIAL STATEMENTS

                                   September 30, 2009

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from January 9, 2007 (date of inception) to September 30,2009, and has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

See Notes 8.

6. INCOME TAXES

                                              As of September 30, 2009

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

7. NET OPERATING LOSSES

As of September 30, 2009, the Company has a net operating loss carryforward of $ 3,134, including $0 generated in this quarter. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2009, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Ching-Sang Hong, Chairman of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free. Currently, there is limited fund necessary to keep this company in reporting status. Mr. Ching-Sang Hong used his own money to cover the costs without any charge to the company at present.

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

                              Yana Venture Philanthropy Group

 Dated: November 20, 2009        By: /s/ Ching-Sang Hong

  ------------------------

  Ching-Sang Hong, CEO, CFO